Form 10-K/A
period 2006-12-31
Alternative Loan Trust 2006-OA2
filed 2007-03-29
CIK 1356766

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

                               EXPLANATORY NOTE

Alternative Loan Trust 2006-OA2 is filing this report on Form 10-K/A to correct an error in Exhibit 33.1 included as part of the Form 10-K for Alternative Loan Trust 2006-OA2 filed March 27, 2007. Exhibit 33.1 included as part of that Form 10-K incorrectly contained the Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of KPMG LLP on behalf of Countrywide Financial Corporation and not the Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities for Countrywide Financial Corporation. Exhibit 33.1 included as part of this Form 10-K/A corrects this error.

This Form 10-K/A does not otherwise amend the Form 10-K filed on March 27, 2007.



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